Form 10-KT
period 2003-12-31
MS STRUCTURED SATURNS SERIES 2002-12
filed 2004-03-30
CIK 1280211

PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __________

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from DECEMBER 1, 2003 to DECEMBER 31, 2003
                               ----------------    -----------------

                  COMMISSION FILE NUMBERS 001-16443, 333-64879
                                          --------------------

                            MS STRUCTURED ASSET CORP.
                                  ON BEHALF OF
                            SATURNS TRUST NO. 2002-12
             (Exact name of registrant as specified in its charter)


          DELAWARE                                        13-4026700
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       1585 BROADWAY, SECOND FLOOR
            NEW YORK, NEW YORK                                 10036
          ATTENTION: JOHN KEHOE                              ---------
 (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:        (212) 761-2520

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------------------------  -----------------------------------------
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

         All of the common stock of the registrant is held by Morgan Stanley.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                           -----     -----

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

SATURNS Trust No. 2002-12 Class A Units (GE Global Insurance Holding Corporation Debenture Backed )

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

         Not Applicable

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report: None

         (b) Reports on Form 8-K:

See Table Below:

----------------------------------------------------------------------------------------------------------------------
 SATURNS Trust No.:        Closing Date              Payment Dates              Form 8-K Filing Dates (Not Trust
                                                                              Agreement Filings in connection with
                                                                                          Closing Date)


                                                                             For Transition Period from December 1,
                                                                                    2003 to December 31, 2003
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
2002-12                10/29/02              June 15 and December 15        None filed this period
----------------------------------------------------------------------------------------------------------------------

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



         Date:  March 30, 2004

                                                     MS STRUCTURED ASSET CORP.
                                                     (Registrant)



                                                     By:      /s/ John Kehoe
                                                        ------------------------
                                                     Name:    John Kehoe
                                                     Title:   Vice President
                                                     Date:    March 30, 2004